Form 10QSB
period 1999-09-30
BRIGHT TECHNOLOGIES COM INC
filed 1999-11-23
CIK 1085713

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(Mark One)

[ X ]    QUARTERLY REPORT UNDER SECTION 130R 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

[   ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

For the transition period from ____ to _____

Commission file number: 333-78649

bright-technologies.com, inc.

(Exact name of small business issuer as specified in its charter)

Delaware	16-1567610
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7325 Oswego Road Liverpool, New York 13090
(Address of principal executive offices)
(315) 652-0006

(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,000,000 as of November 22, 1999

Transitional Small Business Disclosure Format (Check One)     Yes ____; No    X


PART I.

Item 1. Financial Statements

bright-technologies.com,inc.

(A Development Stage Company)

UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 1999


Bright-technologies.com,inc.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

ASSETS

(Note 1)

December 31, 1998	September 30, 1999 (Unaudited)

Current Assets:

Inventories

Prepaid expenses and other current assets

Total Current Assets

Property and equipment, net

Software development costs, net

Covenant-not-to-compete, net

Patent costs, net

Deferred offering costs

Security deposits

Total Assets

$ 81,205 18,028 99,233 93,306 133,654 19,909 61,067 50,000 3,240 $ 460,409 ==========	$ 65,580 16,861 82,441 70,157 91,610 15,314 81,192 250,000 3,240 $ 593,954 =========

     LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:

Bank overdraft

Accounts payable

Accrued expenses

Notes payable

Shareholder loans payable

Current portion - capitalized lease obligations

Total Current Liabilities

Capitalized lease obligations

Total Liabilities

Commitments, Contingencies and Other Matters

(Notes 1, 8, 9, 10, 11, 12, 13 and 14)

Stockholders' Deficiency:

Preferred stock - $.01 par value; 5,000,000 shares authorized;

-0- shares issued and outstanding

Common stock - $.001 par value; 30,000,000 shares authorized;

6,000,000 shares issued and outstanding

Additional paid-in capital

Deficit accumulated during development stage

Total Stockholders' Deficiency

Total Liabilities and Stockholders' Deficiency

$ 5,111 203,324 826,103 1,166,837 664,987 18,389 2,884,751 5,297 2,910,048 - 6,000 4,887,965 (7,343,604) (2,449,639) $ 460,409 =========	$ 425 190,930 1,344,213 1,166,837 811,105 25,998 3,539,508 10,273 3,549,781 - 6,000 4,887,965 (7,849,792) (2,955,827) $ 93,954 =========

See notes to consolidated financial statements.

F


bright-technologies.com,inc.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)
For the Three Months Ended September 30, 1998 1999		For the Nine Months Ended September 30, 1998 1999		For the Period from Inception (December 29, 1994) Through September 30, 1999

Product Sales

Costs and Expenses:

Costs of product sales

Research and development

General and administrative

Provision for facility closing

Loss on acquired technology and assets

Interest expense

Total Costs and Expenses

Net Loss

Basic and Diluted Loss Per Share (Note 2)

Weighted Average Common Shares Used in

Basic and Diluted Loss Per Share (Note 2)

$ 79,736 99,927 60,000 76,187 81,928 - 46,483 364,525 $ (284,789) ========== $ (0.05) ========== 6,000,000 ==========	$ - - 34,259 82,914 - - 63,673 180,846 $ (180,846) ========= $ (0.03) ========= 6,000,000 =========	$ 79,736 99,927 204,145 468,301 81,928 - 118,402 972,703 $ (892,967) ========= $ (.15) ========= 6,000,000 =========	$ 30,625 15,625 102,611 242,404 - - 176,173 536,813 $ (506,188) ========= $ (.08) ========= 6,000,000 =========	$ 1,023,323 1,192,958 2,669,861 3,421,065 81,928 862,368 638,983 8,873,115 $ (7,849,792) ============

See notes to consolidated financial statements.


bright-technologies.com,inc.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

(UNAUDITED)

Common Stock Shares Amount (1)		Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total

Common stock issued - December

29, 1994, no par

Balance - December 31, 1994

Capital contributed

Net loss for 1995

Balance - December 31, 1995

Capital contributed

Net loss for 1996

Balance - December 31, 1996

Capital contributed

Net loss for 1997

Balance - December 31, 1997

Net loss for 1998

Balance - December 31, 1998

Net loss for nine months ended

September 30, 1999

Balance - September 30, 1999

(Unaudited)

6,000,000 6,000,000 - - 6,000,000 - - 6,000,000 - - 6,000,000 - 6,000,000 - 6,000,000 ==========	$ 6,000 6,000 - - 6,000 - - 6,000 - - 6,000 - 6,000 - $ 6,000 =========	$ - - 910,098 - 910,098 2,763,855 - 3,673,953 1,214,012 - 4,887,965 - 4,887,965 - $ 4,887,965 =========	$ - - - (1,789,198) (1,789,198) - (3,036,914) (4,826,112) - (1,408,143) (6,234,255) (1,109,349) (7,343,604) (506,188) $ (7,849,792) ==========	$ 6,000 6,000 910,098 (1,789,198) (873,100) 2,763,855 (3,036,914) (1,146,159) 1,214,012 (1,408,143) (1,340,290) (1,109,349) (2,449,639) (506,188) $ (2,955,827) ==========

(1)     Share amounts have been restated to reflect the exchange of common stock pursuant to the reorganization completed in April of 1999.

See notes to consolidated financial statements.


bright-technologies.com,inc.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)
For the Nine Months Ended September 30, 1998 1999	For the Period from Inception (December 29, 1994) Through September 30, 1999

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation

Amortization

Provision for loss on facility closing

Provision for loss on acquired assets

Acquired in-process research and development

Amortization of capitalized consulting agreement

Cash provided by (used in) the change in assets and liabilities:

Increase in accounts receivable

Decrease in inventories

Increase in other current assets

Increase in security deposits

Increase (decrease) in accounts payable

Increase in accrued expenses

NET CASH USED IN OPERATING ACTIVITIES

CASH FLOWS USED IN INVESTING ACTIVITIES:

Purchase of property and equipment

Expenditures for software development costs

Expenditures for patent costs

Expenditures under Telenet agreements

NET CASH USED IN INVESTING ACTIVITIES

CASH FLOWS FROM FINANCING ACTIVITIES:

Expenditures for offering costs

(Decrease) increase in bank overdraft

Payments on secured promissory note

Payments on capitalized lease obligation

Proceeds from shareholder loans

Proceeds from shareholder capital contributions

NET CASH PROVIDED BY FINANCING ACTIVITIES

INCREASE IN CASH

CASH - BEGINNING OF PERIOD

CASH - END OF PERIOD

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:

Interest

SCHEDULE OF NON-CASH INVESTING AND FINANCING

ACTIVITIES:

Purchase of equipment through issuance of capitalized lease obligations

Accounts payable converted into a promissory note payable

Acquisition of assets through issuance of secured promissory note

Offerings costs accrued

$  (892,967)

46,412

34,544

81,928

-

-

-

(28,007)

31,257

(4,742)

-

39,633

      262,061

   (429,881)

-

(122,295)

-

                  -

   (122,295)

(50,000)

(10,385)

-

(11,774)

630,762

                  -

      558,603

6,427

                   -

$         6,427
=========

$         5,617
=========

$                -
=========

$      63,937
=========

$                -
=========

$                -
=========

$  (506,188)

23,149

51,319

-

-

-

-

-

15,625

1,167

-

(12,394)

     318,110

  (109,212)

-

-

(24,805)

                -

    (24,805)

-

(4,686)

-

(7,415)

146,118

                -

    134,017

-

                 -

$              -
========

$       6,703
========

$              -
========

$              -
========

$              -
========

$  200,000
========

$       (7,849,792)

255,298

120,825

81,928

862,368

60,000

130,000

-

192,227

(16,861)

(3,240)

254,867

        1,118,213

     (4,794,167)

(154,424)

(168,175)

(88,925)

         (250,000)

        (661,524)

(50,000)

425

(163,500)

(36,304)

811,105

        4,893,965

        5,455,691

-

                       -

$                     -
===========

$         220,590
===========

$           72,574
===========

$           63,937
===========

$      1,266,400
===========

$         200,000
===========

See notes to consolidated financial statements.


bright-technologies.com,inc.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 -     BUSINESS AND CONTINUED OPERATIONS

The accompanying financial statements include the accounts of bright-technologies.com,inc., a Delaware corporation, incorporated on April 23, 1999 and Bright Technologies, Inc., a Georgia corporation, incorporated on December 29, 1994 (collectively, "the Company").

On April 22, 1999, the shareholders of Bright Technologies, Inc. exchanged all of their common shares of Bright Technologies, Inc. for 6,000,000 shares of bright-technologies.com,inc.'s common stock. As a result of this reorganization, Bright Technologies, Inc. became a wholly-owned subsidiary of bright-technologies.com,inc. All common shares, stock options, warrants and related per-share data reflected in the accompanying financial statement and notes thereto have been adjusted to give effect to this reorganization. The Company is a development stage telecommunications company formed to develop and commercialize fixed wireless telephones and wireline payphones and payphone components, including related management software. Since inception, the Company has devoted substantially all of its efforts towards research and development activities, acquisition of certain in-process research and development, recruiting its research and management personnel, securing agreements for various wireless transmission standards and raising capital.

The Company has not yet generated any significant revenue from any of its products and has not yet achieved profitable operations or positive cash flow from operations. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis. In addition, development activities and the commercialization of the telephone products will require significant additional financing. The Company's deficit accumulated during the development stage aggregated $7,344,000 through December 31, 1998 and $7,850,000 through September 30, 1999, and the Company expects to incur substantial losses in future periods. Further, the Company's future operations are dependent on the success of the Company's development and commercialization efforts and market acceptance of the Company's products.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, as shown in the accompanying financial statements, the Company has incurred losses from operations from inception. As of December 31, 1998, the Company has a stockholders' deficiency of $2,450,000, a working capital deficiency of $2,786,000 and an accumulated deficit since inception of $7,344,000. The Company is also in default on a significant loan agreement, which totals approximately $1,346,000 in principal and interest as of December 31, 1998, and is in arrears with substantially all of its other payables and accrued liabilities. No assurances can be given that any of the Company's telephone products can complete development of any technology, or that if any technology is fully developed, it can be manufactured on a large scale basis or at a feasible cost. Further, no assurance can be given that any technology of the Company's telephone products will receive market acceptance. These factors raise substantial doubt about the Company's ability to continue as a going concern.


bright-technologies.com,inc.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 -     BUSINESS AND CONTINUED OPERATIONS (Continued)

Since inception, the Company has financed its operations from proceeds of capital contributions totalling approximately $4,894,000 from its principal shareholder and from loans from its principal shareholder totalling approximately $811,000 through September 30, 1999. The Company is exploring additional sources of working capital, including private borrowings, an Initial Public Offering ("IPO") of its securities, joint ventures and licensing of technologies. The Company's ability to continue as a going-concern is dependent upon the financing efforts being successful. There can be no assurance, however, that the Company will be successful in obtaining financing at the level needed for the long-term development and commercialization of its planned products or on terms acceptable to the Company.

These financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary as a result of the above uncertainty.

NOTE 2 -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Information

The information presented as of September 30, 1999 and for the nine-month and three-month periods ended September 30, 1998 and 1999 and for the period from inception (December 29, 1994) through September 30, 1999 has not been audited. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the information set forth therein. The results of operations for the nine months and three months ended September 30, 1999 are not necessarily indicative of the results for the year ending December 31, 1999. For further information, refer to the Company's audited financial statements and footnotes thereto at December 31, 1998, included in the Company's Form SB-2, filed with the Securities and Exchange Commission.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


bright-technologies.com,inc.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments

Cash and cash equivalents, accounts and other receivables, bank overdraft, accounts payable, accrued expenses and long-term debt, including the current portion, are reflected in the accompanying balance sheet at amounts considered by management to reasonably approximate fair value.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risks, are principally trade accounts receivable. The Company maintains an allowance for uncollectible accounts receivable and, generally does not require collateral. At December 31, 1998 and at September 30, 1999, no allowance for uncollectible accounts was deemed necessary by management.

Cash and Cash Equivalents

The Company considers all short-term highly liquid investments with a maturity of three months or less when purchased to be cash or cash equivalents.

Inventories

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market.

Property and Equipment

Property and equipment are stated at cost. Depreciation is calculated using an accelerated method over the estimated useful lives (5-7 years) of the related assets. Maintenance and repair expenses are charged to operations as incurred.

Capitalized Software Development Costs

Certain software development costs incurred subsequent to the establishment of the software's technological feasibility and completion of the research and development on the product hardware, in which it is to be used, are required to be capitalized. Capitalization ceases when the product is available for general release to customers, at which time amortization of capitalized costs begins. Amortization is calculated on the straight-line basis over 3 years.

The carrying value of a software and development asset is regularly reviewed by the Company, and a loss is recognized when the net realizable value falls below the unamortized cost.


bright-technologies.com,inc.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Covenant Not-to-Compete

The covenant not-to-compete consists of an agreed upon amount stated in the purchase contract in connection with the purchase of certain technology from Telenet (Note 3). The covenant not-to-compete is stated at cost, less accumulated amortization of $40,091 at December 31, 1998 and $44,686 at September 30, 1999, and is being amortized using a double declining method over 6 1/2 years, the lesser of the contractual term or the economic life of the acquired technology.

Amortization expense for the years ended December 31, 1997 and 1998 amounted to $12,781 and $8,848, respectively, and for the nine months ended September 30, 1998 and 1999 amounted to $6,636 and $4,595, respectively.

Patent Costs

Patent costs are stated at cost, less accumulated amortization of $3,053 at December 31, 1998 and $7,733 at September 30, 1999. Patent costs are being amortized on a straight-line basis over 14 years.

Amortization expense for the nine months ended September 30, 1998 and 1999 amounted to $2,290 and $4,866, respectively.

Deferred Offering Costs

Deferred offering costs relate to costs incurred with respect to a proposed IPO discussed in Note 14 to the accompanying financial statements. In the event the proposed IPO is not consummated, the deferred offering costs will be expensed.

Income Taxes

The Company, with the consent of its principal shareholder, elected under the Internal Revenue Code to be taxed as an "S" corporation. In lieu of corporation income taxes, the shareholders of an "S" corporation are taxed on their proportionate share of the Company's taxable income or loss. Accordingly, no provision or liability for federal and state taxes is included in the financial statements for the nine months ended September 30, 1998 and 1999.

There are no proforma income taxes presented for any of periods presented in the accompanying financial statements, as the Company incurred losses for both book and tax purposes.


bright-technologies.com,inc.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes (Continued)

Commencing with the effective date of an IPO of its securities, the Company's "S" election would then be terminated. Accordingly, the Company would then provide for federal and state income taxes and provide for deferred tax assets and liabilities measured by using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates would be recognized in income in the period that includes the enactment date. A valuation allowance would be provided if it is more likely than not that some or all of the deferred tax asset will not be realized.

In accordance with SAB 4:B, undistributed losses must be reclassified to paid-in capital effective with the termination of the S corporation tax status. The pro forma effect of such termination on the balance sheet at December 31, 1998, assuming the termination of the S corporation tax status occurred on December 31, 1998, would be as follows:

	Actual	Pro forma
Additional paid-in capital Deficit accumulated during the development stage	$ 4,887,965 ========== $ (7,343,604) ==========	$(2,455,639) ========= $ - =========

Revenue Recognition

Revenue from product sales are recognized upon the shipment of the product. Revenue from any company owned and operated telephones will be recognized upon the completion of the service.

Research and Development

Research and development expenditures are charged to expense as incurred, unless they are reimbursed under specific contracts.

Stock-Based Compensation

As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation", the Company accounts for its stock-based compensation arrangements pursuant to APB Opinion No. 25, "Accounting for Stock Issued to Employees". In accordance with the provisions of SFAS No. 123, the Company discloses the proforma effects of accounting for these arrangements using the minimum value method to determine fair value.


bright-technologies.com,inc.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss Per Share

Basic earnings per share ("Basic EPS") is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. In computing Diluted EPS, the treasury stock method is used in determining the number of shares assumed to be purchased from the conversion of common stock equivalents. Securities that could potentially dilute Basic EPS in the future, that were not included in the computation of Diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of warrants to purchase 100,000 shares of common stock discussed in Note 14, which are issuable upon the completion of an IPO and options to purchase 5% of the outstanding common stock discussed in Note 8, which were granted in January of 1999.

Impairment of Long-Lived Assets

During 1995, the Company adopted the Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". Under the provisions of this statement, the Company has evaluated its long-lived assets for financial impairment, and will continue to evaluate them as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable.

The Company evaluates the recoverability of long-lived assets by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. At the time such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values. Based on these evaluations, there were no adjustments to the carrying value of long-lived assets in 1997, 1998 and for the nine months ended September 30, 1999. In December 1995, the Company recorded a charge of $862,368 related to assets acquired from Tee-Comm (Note 3).

Impact of Recently Issued Accounting Standards

Effective January 1, 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting comprehensive income, defined as all changes in equity from non-owner sources. Adoption of SFAS No. 130 did not have a material effect on the Company's financial position or results of operations.


bright-technologies.com,inc.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Effective January 1, 1998, the Company adopted the provisions of SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for the way public enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to stockholders. Adoption of SFAS No. 131 did not have a material effect on the Company's financial position or results of operations.

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 132, "Employers' Disclosures About Pensions and Postretirement Benefits", which standardizes the disclosure requirements for pensions and other postretirement benefits. The Statement addresses disclosure only. It does not address liability measurement or expense recognition. There was no effect on financial position or net income as a result of adopting SFAS No. 132.

Effective January 1, 1998, the Company adopted American Institute of Certified Public Accountants Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"). SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements, such as software products, upgrades, enhancements, post-contract customer support, installation and training to be allocated to each element based on the relative fair values of the elements. The adoption of SOP 97-2 did not have an effect on the Company's financial position or results of operations.

In March 1998, the American Institute of Certified Public Accountants issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", which revises the accounting for software development costs and will require the capitalization of certain costs. The adoption of SOP 98-1 did not have an effect on the Company's financial position or results of operations.


bright-technologies.com,inc.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 3 -     ACQUIRED TECHNOLOGY

On February 13, 1995, the Company executed an agreement to purchase for $1,266,400 certain assets of Tee-Comm, which was paid by the issuance of a secured promissory note discussed in Note 8. The assets that were acquired included general production equipment, inventory and technology for wireline telephone computer boards. The acquisition agreement allocated the purchase price of $1,266,400 to the assets as follows: (i) $466,400 to inventory; (ii) $150,000 to equipment; (iii) $650,000 to technology or goodwill. Due to circumstances regarding a potential infringement of a third party patent, which had, as of December 1995, approximately six years remaining, the Company ceased production of the Tee-Comm telephone computer boards and recorded an $862,368 charge to operations during 1995 reflecting the writedown of such assets.

On February 20, 1996, the Company purchased the technology product known as the Suntel line powered smartboard from Telenet. The purchased technology included in-process research and development of a wireline computer board for payphones. The February 20, 1996 agreement provided for a $250,000 payment at closing, which was allocated as follows: (i) $60,000 to a 6-1/2-year covenant-not-to-compete; (ii) $130,000 to an eighteen-month consulting arrangement between the Company and an individual, who controlled Telenet, to further develop the technology and product line; (iii) $60,000 to the acquired in-process research and development, which was charged to research and development expense during 1996.

NOTE 4 -     INVENTORIES

Inventories, net of writedowns, consist of the following components:

	At December 31, 1998	At September 30, 1999
Raw materials Work-in process	$ 53,578 27,627 $ 81,205 ============	$ 45,829 19,751 $ 65,580 ============

Inventories at December 31, 1998 and September 30, 1999 are net of a valuation allowance of $583,000.



bright-technologies.com,inc.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 -     PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consists of the following:

	At December 31, 1998	At September 30, 1999
Machinery and equipment Furniture and fixtures Less: Accumulated depreciation	$ 161,267 72,505 233,772 140,466 $ 93,306 ============	$ 161,267 72,505 233,772 163,615 $ 70,157 ===========

Depreciation expense for the nine months ended September 30, 1998 and 1999 amounted to $43,227 and $23,149, respectively.

NOTE 6 -     CAPITALIZED SOFTWARE DEVELOPMENT COSTS, NET

Activity for the nine months ended September 30, 1999 consists of the following:

Balance - Beginning of year Capitalized costs for period Amortization charged for period Balance - End of period	$ 133,654 - (42,044) $ 91,610 =========


bright-technologies.com,inc.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 7 -     ACCRUED EXPENSES

Accrued expenses consist of the following:

	At December 31, 1998	At September 30, 1999
Officer's salary Interest Professional fees Offering costs Others	$ 450,000 248,923 100,000 - 27,180 $ 826,103 ============	$ 562,500 417,893 137,500 200,000 26,320 $ 1,344,213 ============

NOTE 8 -     NOTES PAYABLE

Notes payable consist of the following:

	At December 31, 1998	At September 30, 1999
Secured promissory note issued in connection with Tee-Comm acquisition Vendor promissory note	$ 1,102,900 63,937 $ 1,166,837 ============	$ 1,102,900 63,937 $ 1,166,837 ============

Secured Promissory Note Payable

As discussed in Note 2, on February 13, 1995, the Company issued a secured promissory note for $1,266,400 to purchase certain assets of Tee-Comm. Under the secured promissory note agreement, the Company is required to make monthly payments of interest only from March 1, 1995 through December 1, 1995, thereafter, the Company is required to make monthly payments of principal and interest. Interest is calculated at prime and is adjusted every 18 months. The agreement provided for payments of principal to commence on December 1, 1995 through February 1, 1997 at $10,000 per month, thereafter, principal monthly payments are to be adjusted every 18 months with the first two adjustments amounting to $13,500 and $22,950, respectively, and the remaining five payments through June 30, 2002 at $92,060 per month. The note is collateralized by the Company's assets and is personally guaranteed by the Company's principal shareholder.


bright-technologies.com,inc.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 8 -     NOTES PAYABLE (Continued)

Secured Promissory Note Payable (Continued)

Commencing in April of 1997, the Company failed to make the required payments under this note agreement and remained in default as of December 31, 1998. Accordingly, the Company has classified the note as current liability at December 31, 1998 and June 30, 1999.

On January 14, 1999, the Company and the principal shareholder entered into an agreement with the Tee-Comm Bankruptcy Receiver, the representative of the secured party (the "Receiver"), which restructured the debt under the following terms:

a)     The Company granted the Receiver: (i) a first priority security interest in the technology developed by the Company on or before January 27, 1999; and (ii) stock options to acquire 5% on a fully diluted basis the equity of the Company at a price at least as favorable to any party, including insiders, underwriters, agents or advisors. The stock options are exercisable commencing with the completion of the IPO and terminate 3 years thereafter. The stock options are deemed to be fully vested and, accordingly, the stock options will not terminate upon satisfaction of the Tee-Comm note payable. The Company has assigned no value to these stock options.

b)     The principal shareholder of the Company is required to deliver to the Receiver: (i) a recordable mortgage of $300,000 on commercial property owned by the principal stockholder; (ii) 50% of the shares of American Telecommunications, Inc., a company controlled by the shareholder; and (iii) a $300,000 payment sixty days from the date of the agreement.

c)     Upon payment of the $300,000 by the shareholder, the Receiver will release: (i) the mortgage on the commercial property; and (ii) the personal guarantee made by the shareholder on the Tee-Comm secured promissory note dated February 13, 1995.

d)     Upon full payment of the remaining balance, the Receiver will release the shareholder's stock in American Telecommunications, Inc. and the lien on the Company's technology.

For the nine months ending September 30, 1998 and 1999, the Company has recorded interest expense related to this secured promissory note of $107,714 and $112,300, respectively. As of December 31, 1998 and September 30, 1999, accrued interest payable amounted to $242,923 and $355,223, respectively. Interest expense for the nine months ended September 30, 1999 was calculated using the default rate of interest of prime, plus 3%.


bright-technologies.com,inc.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 8 -     NOTES PAYABLE (Continued)

Vendor Promissory Note Payable

During September 1998, the Company agreed to convert a vendor's outstanding balance of $63,937 into an unsecured promissory note, which bears an interest rate of prime, plus 2%. Interest accruals on said note are retroactive to January 1, 1998. The Company is required to make level installment payments of principal and interest of $500 on the first and fifteenth of each month, commencing October 1, 1998. The note and accrued interest are payable at the earlier of: (i) a successful IPO, or (ii) change of control of the Company, or change of control, or sale of the principal shareholder's affiliated companies.

Interest expense for the nine months ended September 30, 1998 and 1999 amounted to $5,035 and $3,158, respectively.

NOTE 9 -     CAPITALIZED LEASE OBLIGATIONS

During January and May 1997, the Company entered into two agreements to lease equipment. The transactions have been accounted for as a capitalized lease in accordance with the provisions of the Financial Accounting Standards Board, Statement No. 13. The lease obligations have an effective per annum interest rate ranging between 13.3% and 14.9% and require 46 and 48 monthly payments, respectively, of interest and principal amounting to $1,882. Each lease contains an option to purchase the equipment at the end of the lease term for $1.

Principal payments required to be made on the above obligations are summarized as follows:

Year Ended December 31,
1999 2000 2001	$ 18,389 17,531 7,766 $ 43,686 =========

Interest expense related to the capitalized lease obligations for the nine months ended September 30, 1998 and 1999 amounted to $5,616 and $3,790, respectively.


bright-technologies.com,inc.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 10 -     SHAREHOLDER LOANS

During 1998 and for the nine months ended September 30, 1999, the Company's principal shareholder loaned the Company approximately $665,000 and $146,000, respectively. The shareholder loans are payable on demand and bear interest at 10% per annum. Interest expense accrued on such debt for the nine months ended September 30, 1998 and 1999 amounted to $432 and $53,045, respectively.

NOTE 11 -     STOCKHOLDERS' DEFICIENCY

Shareholder Capital Contributions

For the period from inception (December 29, 1994) through December 31, 1998, the Company's principal shareholder has contributed capital to the Company of approximately $4,894,000.

Stock Options

During April of 1999, the Board of Directors and stockholders of the Company approved the 1999 Stock Option Plan (the "Plan"), which provides for the granting of up to 450,000 shares of common stock, pursuant to which officers, employees, directors and consultants are eligible to receive incentive and/or nonqualified stock options. Options granted under the Plan are exercisable for a period of up to 10 years from the date of grant at an exercise price, which is not less than the fair value on date of grant, except that the exercise period of incentive stock options granted to a stockholder owning more than 10% of the outstanding capital stock may not exceed five years and their exercise price may not be less than 110% of the fair value of the common stock at the date of grant. The Plan provides for the options to include vesting provisions. The Company also adopted the 1999 Non-employee Director Stock Option Plan for the non-employee directors pursuant to which 50,000 shares of common stock may be granted. Through September 30, 1999, no options under either of these plans have been granted.

NOTE 12-     COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

Operating Leases

At December 31, 1998, the Company has obligations under various long-term operating leases for office space and equipment. The leases provide for minimum monthly payments aggregating $2,176 and expire at various dates through 1999 .

Rent expenses for all operating leases for the nine months ended September 30, 1998 and 1999 amounted to $66,455 and $20,260, respectively.


bright-technologies.com,inc.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 12-     COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

Employment Agreements

The Company has accrued salary payable to the Company's principal shareholder in the amount of $150,000 per year for 1996, 1997 and 1998 and $112,500 for the nine months ended September 30, 1999. As of December 31, 1998 and September 30, 1999, the accrued salary payable to the principal shareholder totalled $450,000 and $562,500, respectively. In April of 1999, the Company entered into an employment agreement with its principal shareholder, which commences upon the closing of an IPO and continues for 5 years thereafter. The employment agreement provides for, among other things, a base salary of $250,000 per year, of which $100,000 is deferred until the Company completes a secondary financing of at least $5,000,000.

In April of 1999, the Company entered into an employment agreement with an individual who will serve as the Company's Vice President, which commences upon the closing of an IPO and continues for 5 years thereafter. The employment agreement provides for, among other things, a base salary of $150,000 per year, of which $50,000 is deferred until the Company completes a secondary financing of at least $5,000,000.

License Agreement

In March of 1999, the Company entered into a license agreement with Motorola, Inc. ("Motorola"). The license agreement grants the Company a non-exclusive, non-assignable, non-transferable, royalty-free license to incorporate a Motorola Patent and Proprietary Information on the Company's wireless telephones, which include cellular transceivers sourced from Motorola. The licensed territories consist of the United States, Canada and Latin America. The term of the agreement is for one year and automatically renews for one-year terms, unless terminated by either party.

Loss on Facility Closing

During December 1998, the Company consolidated its manufacturing and warehousing operations, which resulted in the Company closing a facility in Atlanta, Georgia. Facility closing costs recorded during 1998 amounted to $81,928, inclusive of a provision of $26,000 for estimated future costs.


bright-technologies.com,inc.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 12-     COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

Litigation

The Company was named as a defendant in an action filed by Tidel Engineering, Inc. in February 1998 in the 191st Judicial District Court of Dallas County, Texas. Tidel Engineering, Inc. has claimed that the Company and the other named defendants are liable for debt of First Express Financial Group, Inc. ("First Express") incurred by First Express in its purchase of automated teller machines and related products and services from Tidel Engineering, Inc. The other named defendants include the Company's principal stockholder and companies controlled by him. Tidel Engineering, Inc. alleges that it relied upon the financial stability of the defendants as a whole in its decision to supply the automated teller machines and related products and services to First Express and, therefore, the defendants, including the Company, should be held liable for First Express' debt, as if each of them personally had incurred the debt. Tidel Engineering, Inc. alleged damages in the amount of $1.29 million. The Company denied liability and vigorously contested this matter. In June 1999, an agreement was reached to settle this litigation on terms that will not have any effect on the Company's financial condition or results of operations.

Proposed International Operations

The Company's strategic business plan includes marketing its wireless telephone products initially to developing countries, in Latin America, Eastern Europe and the Pacific Rim, which lack the wireline infrastructure to provide sufficient telephone service to their populations. These countries have experienced volatile and frequent unfavorable economic, political and social conditions.

In view of the foregoing, the Company's intended business, earnings, asset values and prospects may be materially and adversely affected by developments with respect to inflation, interest rates, currency fluctuations, government policies, price and wage controls, exchange control regulations, taxation, expropriation, social instability, and other political, economic or diplomatic developments in or affecting such developing countries. The Company has no control over such conditions and developments, and can provide no assurance that such conditions and developments will not adversely affect the Company's operations.

Concentration of Credit Risk

For the nine months ended September 30, 1998 and 1999, approximately 31% and 100%, respectively, of net sales were derived from one company controlled by the principal shareholder. At September 30, 1999, no receivables were due from the above customer.


bright-technologies.com,inc.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 13 -     RELATED PARTY TRANSACTIONS

For the nine months ended September 30, 1998 and 1999, the Company sold approximately $24,500 and $30,625, respectively, of pay telephone products to a company controlled by the Company's principal shareholder.

On May 1, 1999, the Company entered into a three-year lease for the office space for its executive headquarters in Liverpool, New York. The property is owned by the wife of the principal shareholder of the Company. The lease provides for monthly payments of $900 commencing May 1, 1999.

NOTE 14 -     PROPOSED PUBLIC OFFERING

In April of 1999, the Company entered into an agreement with an underwriter ("the Underwriter"), whereby the Underwriter has agreed on, a best-effort basis, to sell shares of bright-technologies.com,inc.'s common stock in an IPO. Through September 30, 1999, costs related to this proposed offering aggregate $250,000, which have been deferred.

The Company agreed to issue to the Underwriter on the closing date of the IPO warrants to purchase 100,000 shares of bright-technologies.com,inc.'s common stock at a price per share of $7.25. The warrants shall be exercisable for a four-year period commencing one year after the effective date of the IPO.

In May 1999, the Company entered into a two-year agreement with a financial advisory firm owned and operated by an individual who, in April of 1999, became the Company's Chief Financial Officer and Treasurer and a member of the Board of Directors (the "Advisor"). Under this agreement, the Advisor is to provide financial advisory services in connection with the proposed IPO and a proposed future debt offering following the completion of an IPO. The Advisor has agreed to advance the Company up to $675,000 in connection with the proposed IPO and the proposed debt offering. Any advances under this agreement, together with interest at the rate of 10% per annum, are repayable out of the proceeds of the debt offering.


Item 2.   Management's Discussion And Analysis Of Financial Condition
           And Results Of Operations

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the notes to the financial statements and the other financial information included elsewhere in this report.

Plan of Operation

     bright-technologies.com, inc. was organized in 1999 to become a holding company for Bright Technologies, Inc., which was organized and commenced operations in December 1994. References to us concerning matters prior to April 1999 refer to Bright Technologies, Inc., which is now our wholly-owned subsidiary. Both of these companies are sometimes referred to as "the Company" in the following discussion. We are a development-stage telecommunications company formed to develop and commercialize fixed wireless and wireline telephones and components, including related management software. Until recently, our efforts have been principally devoted to research and development activities and organizational efforts, including acquiring certain in-process research and development, recruiting research and management personnel and raising capital.

     Our management believes that our wireless telephone products are presently ready for commercialization and marketing. To that end, we have decided to devote our business activities and resources principally to the marketing and sale of our wireless telephone products. We have initiated a marketing and sales program for our wireless products and have held discussions with a number of potential users of our products, with a view towards execution of licensing and/or joint venture marketing and sales agreements. Our initial marketing efforts include countries in Latin America, Eastern Europe, Africa and the Pacific Rim, which lack the wireline infrastructure to provide sufficient telephone service to their populations.

     On May 10, 1999, we signed a letter of intent regarding the formation of a joint venture to deploy and operate 10,000 of our wireless pay telephones in the Philippines over a five-year period. On May 12, 1999, we signed a letter of intent regarding the formation of a joint venture to deploy and operate 4,000 of our wireless pay telephones in Slovakia over a five-year period. On May 13, 1999, we signed a letter of intent regarding the formation of a joint venture to deploy and operate 10,000 of our wireless pay telephones in Ukraine over a five-year period. Each of these letters of intent requires the completion of a definitive joint venture agreement, which will be subject to numerous conditions, including the receipt of any governmental or third party approvals that may be required in order for our products to be deployed in the target market. Such third party approvals will include the approval of Motorola to expand the territory of its licensing agreement with us. Although we have received preliminary assurances from Motorola of its willingness to expand the scope of our licensing agreement in connection with these joint ventures, we cannot guarantee that we will be able to negotiate licensing agreements to use Motorola's transceivers in the markets in which the joint ventures propose to operate. Such joint ventures, if concluded, are not likely to commence until at least the first quarter of the year 2000.


     We have not been profitable since inception and expect to incur substantial operating losses over the next twelve months. For the period from inception (December 29, 1994) to September 30, 1999, we incurred a cumulative net loss of approximately $7,850,000 and expect that we will generate losses in the future.

     During the three months ending September 30, 1999 our management was engaged in preparations for an initial public offering (the "Initial Public Offering") of a minimum of 1,000,000 shares of our Common Stock (the "Minimum Offering") up to a maximum of 1,800,000 shares at an offering price of $5,25 per share. The Initial Public Offering became effective as of August13, 1999, and as of September 30, 1999 the Minimum Offering has not been reached.

     Our plan of operation for the twelve months following the completion of our offering will consist of activities aimed at:

    Negotiating and signing definitive joint venture agreements for the deployment over the next five years of 10,000 of our prepaid wireless pay telephones in the Philippines, 4,000 of our prepaid wireless pay telephones in Slovakia and 10,000 of our prepaid wireless pay telephones in Ukraine.
    Establishing strategic partnerships for the marketing, sales, manufacturing and operation of our prepaid wireless pay telephones in Latin America and Eastern Europe. To date, we have initiated discussions with various telecommunication providers in Guatemala, El Salvador, Honduras, Bolivia, Colombia and Paraguay.
    Completing the development of our internet management software for our wireless telephone products.
    Designing and tooling a case for our new prepaid wireless local loop telephones for use by residential and small business customers at fixed locations.
    Designing a case for the new Chameleon pay telephone, a lightweight wireless multi-payment pay telephone for use in secured, high traffic locations such as airports, bus terminals and train stations.
    Recruiting of management personnel to oversee and establish joint ventures.

Results of Operations

     General. In light of our limited operating history and insignificant total net revenues to date, we believe that period-to-period comparisons of our revenues and operating results, including our gross profit and operating expenses as a percentage of total net revenues, are not necessarily meaningful and should not be relied upon as indications of future performance.

Comparison of Nine Months Ended September 30, 1999 to Nine Months Ended
   September 30, 1998

     Net Revenues. Our net revenues for the nine months ended September 30, 1999 and 1998 were $31,000 and $80,000, respectively. The net revenues were the result of sales of our wireline telephone products. For the nine months ended September 30, 1999 and 1998, approximately 31% and 100% respectively of such net revenues were derived from a company controlled by our principal stockholder.

     Cost of Product Sales. Cost of product sales consists primarily of the cost of materials, purchased component parts, labor and an inventory valuation allowance. Cost of product sales decreased from $100,000 for the nine months ended September 30, 1998 to $16,000 for the nine months ended September 30, 1999. This decrease in cost of product sales was principally the result of lower product sales in 1999.


     Research and Development Expenses. Research and development expenses consist primarily of expenditures related to technology and software development expenses, reduced by software development costs capitalized during the year. Research and development expenses decreased to $103,000 for the nine months ended September 30, 1999 from $204,000 for the nine months ended September 30, 1998. This decrease was principally attributable to the capitalization of software development costs totaling $122,000 during the nine months ended September 30, 1998.

     General and Administrative Expenses. General and administrative expenses consist primarily of salaries, taxes and benefits and related costs for general corporate functions, including accounting, facilities, legal, depreciation, amortization and an accrual for executive compensation. General and administrative expenses decreased from $468,000 for the nine months ended September 30, 1998 to $242,000 for the nine months ended September 30, 1999. This decrease was primarily attributable to the closing of a facility in Georgia during 1998. We expect that we will incur additional general and administrative expenses as we continue to hire personnel and incur expenses related to the growth of our business and our operation as a public company.

     Interest Expense. Interest expense increased from $118,000 for the nine months ended September 30, 1998 to $176,000 for the nine months ended September 30, 1999 as a result of increased debt due to our principal stockholder and the conversion of a vendor's trade debt to a promissory note of $64,000.

     Net Loss. For the nine months ended September 30, 1999, our net loss was $506,000, or $0.08 per share of common stock, as compared to $893,000, or $0.15 per share of common stock, for the nine months ended September 30, 1999. The decrease in our net loss over these periods was attributable principally to decreased operating expenses.

Comparison of Three Months Ended September 30, 1999 to Three Months Ended
  September 30, 1998

     Net Revenues. Our net revenues for the three months ended September 30, 1999 and 1998 were $0.00 and $80,000 respectively. The net revenues for 1998 were the result of sales of our wireline telephone products to a company controlled by our principal stockholder.


     Cost of Product Sales. Cost of product sales for the three months ended September 30, 1999 and 1998 were $0.00 and $100,000, respectively.

     Research and Development Expenses. Research and development expenses decreased to $34,000 for the three months ended September 30, 1999 from $60,000 for the three months ended September 30, 1998. This decrease was attributable to the completion in mid-1998 of the research and development on certain hardware for our existing products and the postponement of further costs until the completion of this offering.

     General and Administrative Expenses. General and administrative expenses increased to $83,000 for the three months ended September 30, 1999 from $76,000 for the three months ended September 30, 1998. We expect that we will incur additional general and administrative expenses as we continue to hire personnel and incur expenses related to the growth of our business and our operation as a public company.

     Interest Expense. Interest expense increased from $46,000 for the three months ended September 30, 1998 to $64,000 for the three months ended September 30, 1999 primarily due to increased debt due to our principal stockholder.

     Net Loss. For the three months ended September 30, 1999, our net loss was $181,000, or $(0.03) per share of common stock, as compared to $285,000, or $(0.05) per share of common stock, for the three months ended September 30, 1998. The decrease in our net loss over these periods was attributable principally to decreased operating expenses.

Liquidity and Capital Resources

     Since inception, we have financed our operations primarily through capital contributions of $4,894,000 and loans from our principal stockholder of $811,000 through September 30, 1999.


     At December 31, 1998, we had a stockholders' deficiency of $2,450,000, a working capital deficiency of $2,786,000 and an accumulated deficit since inception of $7,344,000. At September 30 1999, we had a stockholders' deficiency of $2,956,000, a working capital deficiency of $3,457,000 and an accumulated deficit since inception of $7,850,000. The report of our independent certified public accountants contains an explanatory paragraph that expresses substantial doubt as to our ability to continue as a going concern absent additional financing.

     Net cash used in operating activities decreased to $109,000 for the nine months ended September 30, 1999 from $430,000 for the nine months ended September 30, 1998. Net cash used in operating activities during the above periods was principally attributable to operating losses in each of the periods reduced by non-cash expenses, reduction in inventories and increases in accrued liabilities.

     Cash flows used in investing activities decreased from $122,000 for the nine months ended September 30, 1998 to $25,000 for the nine months ended September 30, 1999. Cash flows used in investing activities during the above periods consisted of expenditures for software development costs and patent costs.

     Net cash provided by financing activities decreased to $134,000 for the nine months ended September 30, 1999 from $559,000 for the nine months ended September 30, 1998. Net cash provided by financing activities during the above periods was principally attributable to loans and/or capital contributions from Joseph C. Passalaqua, our Chief Executive Officer, Chairman of the Board and principal stockholder.


     Our capital requirements depend on numerous factors, including market acceptance of our products, the amount of resources we devote to investments in our products, the resources we devote to marketing and selling our products and other factors. It is the intention of management to evaluate possible investments in joint ventures, new products and technologies, and to expand our sales and marketing programs. We currently anticipate that the net proceeds of the Minimum Offering, when and if completed, will be sufficient to meet our anticipated needs for working capital and capital expenditures for the next 12 months. Cash requirements may vary and are difficult to predict due to the nature of the developing markets we target. There can be no assurance that the Minimum Offering will be completed.

     We are in default under a promissory note totaling approximately $1,458,000, inclusive of unpaid interest, at September 30, 1999. The note was issued in connection with the acquisition of certain assets from Tee-Comm Teleservices, Inc. in February of 1995, and is secured by substantially all of our assets, including all of our current intellectual property. We intend to use approximately $1,458,000 of the net proceeds of our offering to repay such note and related unpaid interest (see Notes 8 and 14 to the accompanying financial statements). In addition, we are committed to pay an aggregate of $250,000 per year pursuant to employment agreements with our chief executive officer and vice president.

     If the net proceeds of our offering, together with our internally generated cash flow, are not sufficient to satisfy our financing needs, we will be required to seek additional funding through bank borrowings, additional public or private sales of our securities, including equity securities, or through other arrangements. We currently have no credit facility or other committed sources of capital; however, we intend to seek a credit facility after the completion of our offering. There can be no assurance that additional funds, if required, will be available to us.

Recently Issued Accounting Standards

     In March 1998, the American Institute of Certified Public Accountants issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which revises the accounting for software development costs and will require the capitalization of certain costs. The adoption of SOP 98-1 did not have an effect on our financial position or results of operations.

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995

     Forward-looking statements in this report, including without limitation, statements relating to the adequacy of our resources and any anticipated changes on the Company's business following the consummation of the Initial Public Offering, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that


such forward-looking statements involve risks and uncertainties, including without limitation, potential quarterly fluctuation in sales, if any, risks associated with acquisitions and expansion, and other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission.

Year 2000 Readiness Disclosure

     Many existing computer programs use only two digits to identify a year. These programs were designed and developed without addressing the impact of the upcoming change in the century. If not corrected, software that is not Year 2000 compliant may not be able to distinguish whether "00" means 1900 or 2000. This may result in software failures or the creation of erroneous results.

     State of Readiness.
     Our Year 2000 preparation is expected to be completed by November 30, 1999. Our readiness program consists of two phases, Assessment and Remediation. In the Assessment phase, which is complete and we examined both our information technology ("IT") systems (such as our operating and financial systems) and our non-IT systems (such as telephone and building mechanical systems such as heating and air conditioning). The Assessment phase consisted of identifying our material hardware and software, reviewing our wireless, wireline and software products, assessing the Year 2000 readiness of third parties with which we do business, and identifying and assessing repair or replacement requirements. The Remediation phase, which we expect will be completed by November 30, 1999, will consist of the repair or replacement of any identified systems that are not Year 2000 compliant, or the development of appropriate alternatives to such systems. The Remediation phase also will consist of the development of alternatives to suppliers or other third parties where management determines that such parties' failure to be Year 2000 compliant could have a material adverse effect on our business. The Remediation phase will begin as soon as possible following the identification of any systems, suppliers or other third parties for which remedial action is warranted.

     We have determined during our initial assessment that our existing wireless local loop and wireline products are Year 2000 compliant. We are developing management software for our products that will be Year 2000 compliant. We do not have extensive internal hardware and software systems and our existing systems are relatively young. We will obtain representations from our suppliers that any new hardware and software systems we purchase from such suppliers are Year 2000 ready or will be made Year 2000 ready by the manufacturer via an upgrade or patch prior to the Year 2000.

     We use Motorola transceivers in our wireless telephones. If our material suppliers, such as Motorola, were to experience problems from Year 2000 issues, we could experience difficulties in obtaining transceivers, or could be required to devote considerable time and resources to redesign our products to support transceivers of other manufacturers. We are significantly dependent on our licensing agreement with Motorola.

     We are presently assessing the Year 2000 readiness of our significant suppliers, including Motorola, to determine the extent to which we would be vulnerable if those third parties fail to successfully address Year 2000 compliance issues. We have reviewed Motorola's publicly available Year 2000 Readiness Disclosures and believe that the transceivers we obtain from Motorola are Year 2000 ready. Before September 1,1999, we intend to request written assurances from Motorola regarding its Year 2000 readiness, including the Year 2000 compliance of the transceivers used in our products. We have not yet made a full assessment of the extent to which our other suppliers might be vulnerable to Year 2000 risks. Where we determine that critical suppliers will not be ready for the Year 2000, we will take appropriate actions, including seeking alternative sources.

     With respect to our customers, we currently have no material systems that interface directly with customers and do not currently have any information concerning the Year 2000 compliance status of our customers. Our customers beyond December 31, 1999 will likely be new customers due to the developmental stage of our business. In addition, because we intend to operate in many different countries, some of which may not be addressing the Year 2000 issue as aggressively as the United States, there can be no assurances that future customers will be Year 2000 compliant.

     The Year 2000 readiness of the general infrastructure necessary to support our business is difficult to assess. For instance, we depend on the Year 2000 compliance of the computer systems and financial services used by consumers and businesses, and on global telecommunications systems. The infrastructure necessary to support our operations consists of computers and telecommunications systems located throughout the world and operated by numerous unrelated entities and individuals, none of which has the ability to control or manage the Year 2000 issues that may impact the entire infrastructure. Our present ability to assess the Year 2000 readiness of this infrastructure is limited and relies solely on generally available news reports.

     Costs to Address Year 2000 Issues.
      Year 2000 assessment and remediation costs will be funded from available working capital and will not be accounted for separately. We have not incurred material costs to date relating to Year 2000 issues and do not believe that we will incur material costs for these purposes in the foreseeable future.

     Contingency Plan: Risks Associated with Year 2000 Issues.
      We have not yet developed a contingency plan to address situations that may result if we or our suppliers are unable to achieve Year 2000 readiness because we currently do not believe such a plan is necessary. The cost of developing and implementing such a plan, if management determines to do so, could be material. Any failure of our material systems or those of our suppliers or other third parties with which we do business to be Year 2000 compliant could have material adverse consequences for us. These consequences could include difficulties in managing our operational, financial and administrative systems, marketing, manufacturing or distributing our products, or performing other fundamental aspects of our business.

     We are not currently aware of any Year 2000 problems relating to our operating, financial and administrative systems that would have a material adverse effect on our business, results of operations or financial condition. However, we may discover Year 2000 problems in the future or Year 2000 problems may go undetected. Our failure to successfully address these problems on a timely basis could result in lost revenues, increased operating costs and other business interruptions.

     In addition, there can be no assurance that governmental agencies, utility companies, third-party service providers and others outside of our control will be Year 2000 compliant. The failure by such entities to be Year 2000 compliant could result in a systematic failure beyond our control such as a transportation systems, telecommunications or electrical failure, which could also cause disruptions or prevent us from marketing, manufacturing or distributing our products and conducting other fundamental aspects of our business.

     Worst-case scenarios for our business resulting from Year 2000 issues could involve several areas of risk. If our internal systems were to fail, we would be required to repair or replace those systems. We do not anticipate that the costs associated with repairing or replacing those systems would cause a long-term adverse effect on our results of operations or financial condition, although the short-term effect could be material. If our material suppliers, such as Motorola, were to experience problems from Year 2000 issues, we could experience difficulties in obtaining transceivers and other necessary components of our products, or could be required to secure substitutes for such components, possibly at higher cost, in order to continue our business. If the infrastructure necessary to support our operations, such as wireless telecommunications networks operated by third parties around the world, were to experience a widespread Year 2000 problem, our products might become unusable. While our products might be functional, the failure of the wireless network would render our products unusable in the field. Because our revenues may be largely dependent on the use of our telephones around the world, any breakdown in global telecommunications would have a material adverse effect on our results of operations and financial condition.

PART II

Items 1. 5-.

          No "other" information required.

Item 6.          Exhibits and Reports on Form 8-K.

          (a)     Exhibits

                    27.1     Financial Data Schedule (filed herewith)

          (b)     Reports on Form 8-K.

                    No Reports on Form 8-K were filed by the Company during the quarter ended                         September 30, 1999


                        SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                             Bright-technologies.com, inc.

     November 22, 1999                                /s/ JOSEPH C. PASSALAQUA
Date                                                       Joseph C. Passalaqua
                                                              Chief Executive Officer, Chairman of the Board                                                                and Director, (Principal Executive Officer)

     November 22, 1999                                     /s/ LILLY BETER
Date                                                      Lilly Beter
                                                             Chief Financial Officer and Treasurer
                                                             Principal Financial and Accounting Officer)
                                                             and Director