Form 10QSB
period 1999-06-30
BRIGHT TECHNOLOGIES COM INC
filed 1999-12-01
CIK 1085713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-QSB

(Mark One)

[ X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

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

(315) 652-0006 &nb
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


PART I.

Item 1. Financial Statements

bright-technologies.com, inc.
(A Development Stage Company)
UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 1999


Bright-technologies.com, inc.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

ASSETS
(Note 1)

December 31, 1998	June 30, 1999 (Unaudited)

Current Assets:

Inventories

Prepaid expenses and other current assets

Total Current Assets

Property and equipment, net

Software development costs, net

Covenant-not-to-compete, net

Patent costs, net

Deferred offering costs

Security deposits

Total Assets

$ 81,205 18,028 99,233 93,306 133,654 19,909 61,067 50,000 3,240 $ 460,409 ========	$ 65,580 18,028 83,608 77,873 105,625 16,846 83,000 225,000 3,240 $ 595,192 ========

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
  6,000,000 shares issued and outstanding

Additional paid-in capital

Deficit accumulated during development stage

Total Stockholders' Deficiency

Total Liabilities and Stockholders' Deficiency

$ 5,111 203,324 826,103 1,166,837 664,987 18,389 2,884,751 25,297 2,910,048 - 6,000 4,887,965 (7,343,604) (2,449,639) $ 460,409 ========	$ 12,592 189,567 1,206,324 1,166,837 757,698 21,706 3,354,724 15,449 3,370,173 - 6,000 4,887,965 (7,668,946) (2,774,981) $ 595,192 ========

See notes to consolidated financial statements.


bright-technologies.com, inc.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

For the Three Months Ended June 30, 1998 1999		For the Six Months Ended June 30, 1998 1999		For the Period from Inception (December 29, 1994) Through June 30, 1999

Product Sales

Costs and Expenses:

Costs of product sales

Research and development

General and administrative

Provision for facility closing

Loss on acquired technology and assets

Interest expense

Total Costs and Expenses

Net Loss

Basic and Diluted Loss Per Share   (Note 2)

Weighted Average Common Shares   Used in Basic and Diluted Loss Per   Share (Note 2)

- - 63,387 212,363 - - 40,181 315,931 $ (315,931) ========= $ (0.05) ========= 6,000,000 ========	$ - - 34,107 79,584 - - 56,242 169,933 $ (169,933) ======== $ (0.03) ======== 6,000,000 =======	$ - - 144,145 392,114 - - 71,919 608,178 $ (608,178) ========= $ (.10) ======== 6,000,000 =========	$ 30,625 15,625 68,352 159,490 - - 112,500 355,967 $ (325,342) ======== $ (.05) ======== 6,000,000 ========	$ 1,023,323 1,192,958 2,635,602 3,344,103 81,928 862,368 575,310 8,692,269 $ (7,668,946) ============

See notes to consolidated financial statements.


bright-technologies.com,inc.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
(UNAUDITED)
Common Stock Shares Amount		Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total
(1)

Common stock issued -
December29, 1994, no par

Balance - December 31, 1994

Capital contributed

Net loss for 1995

Balance - December 31, 1995

Capital contributed

Net loss for 1996

Balance - December 31, 1996

Capital contributed

Net loss for 1997

Balance - December 31, 1997

Net loss for 1998

Balance - December 31, 1998

Net loss for six months ended
  June 30, 1999

Balance - June 30, 1999
  (Unaudited)

6,000,000 6,000,000 - - 6,000,000 - - 6,000,000 - - 6,000,000 - 6,000,000 - 6,000,000 =========	$ 6,000 6,000 - - 6,000 - - 6,000 - - 6,000 - 6,000 - $ 6,000 =========	$ - - 910,098 - 910,098 2,763,855 - 3,673,953 1,214,012 - 4,887,965 - 4,887,965 - $ 4,887,965 =========	$ - - - (1,789,198) (1,789,198) - (3,036,914) (4,826,112) - (1,408,143) (6,234,255) (1,109,349) (7,343,604) (325,342) $ (7,668,946) ==========	$ 6,000 6,000 910,098 (1,789,198) (873,100) 2,763,855 (3,036,914) (1,146,159) 1,214,012 (1,408,143) (1,340,290) (1,109,349) (2,449,639) (325,342) $ (2,774,981) ==========

 (1)   Share amounts have been restated to reflect the exchange of common stock pursuant to the reorganization completed in        April of 1999.

See notes to consolidated financial statements.


bright-technologies.com, inc.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

For the Six Months Ended June 30,		For the Period from Inception (December 29, 1994) through June 30, 1999
1998	1999

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss

Adjustments to reconcile net loss to net cash used in operating   activities:

Depreciation

Amortization

Provision for loss on facility closing

Provision for loss on acquired assets

Acquired in-process research and development

Amortization of capitalized consulting agreement

Cash provided by (used in) the change in assets and liabilities:

(Increase) decrease in inventories

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

(DECREASE) INCREASE IN CASH

CASH - BEGINNING OF PERIOD

CASH - END OF PERIOD

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:

Interest

SCHEDULE OF NON-CASH INVESTING AND FINANCING
  ACTIVITIES:

Purchase of equipment through issuance of capitalized lease obligations

Accounts payable converted into a promissory note payable

Acquisition of assets through issuance of secured promissory note

Offerings costs accrued

$    (608,178)

28,818

17,474

-

-

-

-

(14,315)

-

-

39,633

        174,136

      (362,432)

-

(78,196)

-

                   -

      (78,196)

-

(2,637)

-

(6,590)

449,855

                  -

     440,628

-

                  -

$                -
========

$         4,460
=========

$                -
=========

$                -
=========

$                -
=========

$                -
=========

$   325,342)

15,433

33,964

-

-

-

-

15,625

-

-

(13,757)

     205,221

     (68,856)

-

-

(24,805)

                -

   (24,805)

-

7,481

-

(6,531)

92,711

                -

      93,661

-

                -

$              -
=======

$       6,703
========

$               -
========

$              -
========

$              -
========

$  175,000
========

$        (7,668,946)

247,582

103,470

81,928

862,368

60,000

130,000

192,227

(18,028)

(3,240)

253,504

       1,005,324

     (4,753,811)

(154,424)

(168,175)

(88,925)

       (250,000)

       (661,524)

(50,000)

12,592

(163,500)

(35,420)

757,698

      4,893,965

      5,415,335

-

                     -

$                  -
==========

$      220,590
=========

$        72,574
==========

$        63,937
==========

$    1,266,400
==========

$      175,000
==========

See notes to consolidated financial statements.


bright-technologies.com, inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 -      BUSINESS AND CONTINUED OPERATIONS

The accompanying financial statements include the accounts of bright-technologies.com, inc., a Delaware corporation, incorporated on April 23, 1999 and Bright Technologies, Inc., a Georgia corporation, incorporated on December 29, 1994 (collectively, "the Company").

On April 22, 1999, the shareholders of Bright Technologies, Inc. exchanged all of their common shares of Bright Technologies, Inc. for 6,000,000 shares of bright-technologies.com, inc.'s common stock. As a result of this reorganization, Bright Technologies, Inc. became a wholly-owned subsidiary of bright-technologies.com, inc. All common shares, stock options, warrants and related per-share data reflected in the accompanying financial statement and notes thereto have been adjusted to give

The Company has not yet generated any significant revenue from any of its products and has not yet achieved profitable operations or positive cash flow from operations. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis. In addition, development activities and the commercialization of the telephone products will require significant additional financing. The Company's deficit accumulated during the development stage aggregated $7,344,000 through December 31, 1998 and $7,669,000 through June 30, 1999, and the Company expects to incur substantial losses in future periods. Further, the Co m ns are dependent on the success of the Company's development and commercialization efforts and market acceptance of the Company's products.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, as shown in the accompanying financial statements, the Company has incurred losses from operations from inception. As of December 31, 1998, the Company has a stockholders' deficiency of $2,450,000, a working capital deficiency of $2,786,000 and an accumulated deficit since inception of $7,344,000. T


bright-technologies.com, inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

 NOTE 1 -      BUSINESS AND CONTINUED OPERATIONS (Continued)

Since inception, the Company has financed its operations from proceeds of capital contributions totalling approximately $4,894,000 from its principal shareholder and from loans from its principal shareholder totalling approximately $758,000 through June 30, 1999. The Company is exploring additional sources of working capital, including private borrowings, an Initial Public Offering ("IPO") of its securities, joint ventures and licensing of technologies. The Company's ability to contin

These financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary as a result of the above uncertainty.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Information

The information presented as of June 30, 1999 and for the six-month and three-month periods ended June 30, 1998 and 1999 and for the period from inception (December 29, 1994) through June 30, 1999 has not been audited. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnot

Use of Estimates

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

bright-technologies.com, inc.
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

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risks, are principally trade accounts receivable. The Company maintains an allowance for uncollectible accounts receivable and, generally does not require collateral. At December 31, 1998 and at June 30, 1999, no allowance for uncollectible accounts was deemed necessary by management.

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

bright-technologies.com, inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Covenant Not-to-Compete

The covenant not-to-compete consists of an agreed upon amount stated in the purchase contract in connection with the purchase of certain technology from Telenet (Note 3). The covenant not-to-compete is stated at cost, less accumulated amortization of $40,091 at December 31, 1998 and $43,154 at June 30, 1999, and is being amortized using a double declining method over 6-1/2 years, the lesser of the contractual term or the economic life of the acquired technology.

Amortization expense for the years ended December 31, 1997 and 1998 amounted to $12,781 and $8,848, respectively, and for the six months ended June 30, 1998 and 1999 amounted to $4,424 and $3,063, respectively.

Patent Costs

Patent costs are stated at cost, less accumulated amortization of $3,053 at December 31, 1998 and $5,925 at June 30, 1999. Patent costs are being amortized on a straight-line basis over 14 years.

Amortization expense for the six months ended June 30, 1998 and 1999 amounted to $1,527 and $2,872, respectively.

Deferred Offering Costs

Deferred offering costs relate to costs incurred with respect to a proposed IPO discussed in Note 14 to the accompanying financial statements. In the event the proposed IPO is not consummated, the deferred offering costs will be expensed.

Income Taxes

The Company, with the consent of its principal shareholder, elected under the Internal Revenue Code to be taxed as an "S" corporation. In lieu of corporation income taxes, the shareholders of an "S" corporation are taxed on their proportionate share of the Company's taxable income or loss. Accordingly, no provision or liability for federal and state taxes is included in the financial statements for the six months ended June 30, 1998 and 1999.

There are no proforma income taxes presented for any of periods presented in the accompanying financial statements, as the Company incurred losses for both book and tax purposes.


bright-technologies.com, inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

	Actual	Pro forma
Additional paid-in capital Deficit accumulated during the development stage	$ 4,887,965 ========== $ (7,343,604) ==========	$ (2,455,639) ========= $ - =========

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

bright-technologies.com, inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss Per Share

Basic earnings per share ("Basic EPS") is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. In computing Diluted EPS, the treasury stock method is used in determining the number of shares assumed to be purchased from the conversion of common stock equivalents. Securities that could potentially dilute Basic EPS in the future, that were not included in the computation of Diluted EPS because t

Impairment of Long-Lived Assets

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

The Company evaluates the recoverability of long-lived assets by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. At the time such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values. Based on these evaluations, there were no adjustments to the carrying value of long-lived a

Impact of Recently Issued Accounting Standards

Effective January 1, 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting comprehensive income, defined as all changes in equity from non-owner sources. Adoption of SFAS No. 130 did not have a material effect on the Company's financial position or results of operations.


bright-technologies.com, inc.
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

bright-technologies.com, inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3 -      ACQUIRED TECHNOLOGY

On February 13, 1995, the Company executed an agreement to purchase for $1,266,400 certain assets of Tee-Comm, which was paid by the issuance of a secured promissory note discussed in Note 8. The assets that were acquired included general production equipment, inventory and technology for wireline telephone computer boards. The acquisition agreement allocated the purchase price of $1,266,400 to the assets as follows: (i) $466,400 to inventory; (ii) $150,000 to equipment; (iii) $650,0 0

On February 20, 1996, the Company purchased the technology product known as the Suntel line powered smartboard from Telenet. The purchased technology included in-process research and development of a wireline computer board for payphones. The February 20, 1996 agreement provided for a $250,000 payment at closing, which was allocated as follows: (i) $60,000 to a 6-1/2-year covenant-not-to-compete; (ii) $130,000 to an eighteen-month consulting arrangement between the Company and an individu

NOTE 4 -      INVENTORIES

Inventories, net of writedowns, consist of the following components:

	At December 31, 1998	At June 30, 1999
Raw materials Work-in process	$ 53,578 27,627 $ 81,205 =========	$ 45,829 19,751 $ 65,580 =======

Inventories at December 31, 1998 and June 30, 1999 are net of a valuation allowance of $583,000.


bright-technologies.com, inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

 NOTE 5 -     PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consists of the following:

	At December 31, 1998	At June 30, 1999
Machinery and equipment Furniture and fixtures Less: Accumulated depreciation	$ 161,267 72,505 233,772 140,466 $ 93,306 =========	$ 161,267 72,505 233,772 155,899 $ 77,873 =======

Depreciation expense for the six months ended June 30, 1998 and 1999 amounted to $13,951 and $15,433, respectively.

NOTE 6 -     CAPITALIZED SOFTWARE DEVELOPMENT COSTS, NET

Activity for the six months ended June 30, 1999 consists of the following:

Balance - Beginning of year Capitalized costs for period Amortization charged for period Balance - End of period	$ 133,654 - (28,029) $ 105,625 ============


bright-technologies.com, inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

 NOTE 7 -      ACCRUED EXPENSES

Accrued expenses consist of the following:

	At December 31, 1998	At June 30, 1999
Officer's salary Interest Professional fees Offering costs Others	$ 450,000 248,923 100,000 - 27,180 $ 826,103 ==========	$ 525,000 354,720 125,000 175,000 26,604 $ 1,206,324 ========

NOTE 8 -      NOTES PAYABLE

Notes payable consist of the following:

At December 31, 1998	At June 30, 1999
Secured promissory note issued in   connection with Tee-Comm acquisition
Vendor promissory note
$ 1,102,900 63,937 $ 1,166,837 ==========	$ 1,102,900 63,937 $ 1,166,837 ==========

Secured Promissory Note Payable

As discussed in Note 2, on February 13, 1995, the Company issued a secured promissory note for $1,266,400 to purchase certain assets of Tee-Comm. Under the secured promissory note agreement, the Company is required to make monthly payments of interest only from March 1, 1995 through December 1, 1995, thereafter, the Company is required to make monthly payments of principal and interest. Interest is calculated at prime and is adjusted every 18 months. The agreement provided for pay


bright-technologies.com, inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

 NOTE 8 -      NOTES PAYABLE (Continued)

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

On January 14, 1999, the Company and the principal shareholder entered into an agreement with the Tee-Comm Bankruptcy Receiver, the representative of the secured party (the "Receiver"), which restructured the debt under the following terms:

a)         The Company granted the Receiver: (i) a first priority security interest in the technology developed by the Company on or before January 27, 1999; and (ii) stock options to acquire 5% on a fully diluted basis the equity of the Company at a price at least as favorable to any party, including insiders, underwriters, agents or advisors. The stock options are exercisable commencing with the completion of the IPO and terminate 3 years the re deemed to be fully vested and, accordingly, the stock options will not terminate upon satisfaction of the Tee-Comm note payable. The Company has assigned no value to these stock options.

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

For the six months ending June 30, 1998 and 1999, the Company has recorded interest expense related to this secured promissory note of $72,034 and $73,805, respectively. As of December 31, 1998 and June 30, 1999, accrued interest payable amounted to $242,923 and $316,728, respectively. Interest expense for the six months ended June 30, 1999 was calculated using the default rate of interest of prime, plus 3%.


bright-technologies.com, inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 8 -      NOTES PAYABLE (Continued)

Vendor Promissory Note Payable

During September 1998, the Company agreed to convert a vendor's outstanding balance of $63,937 into an unsecured promissory note, which bears an interest rate of prime, plus 2%. Interest accruals on said note are retroactive to January 1, 1998. The Company is required to make level installment payments of principal and interest of $500 on the first and fifteenth of each month, commencing October 1, 1998. The note and accrued interest are payable at the earlier of: (i) a successful

Interest expense for the six months ended June 30, 1998 and 1999 amounted to $3,250 and $2,684, respectively.

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

Principal payments required to be made on the above obligations are summarized as follows:

Year Ended December 31,
1999 2000 2001	$ 18,389 17,531 7,766 $ 43,686 ========

Interest expense related to the capitalized lease obligations for the six months ended June 30, 1998 and 1999 amounted to $3,749 and $2,673, respectively.


bright-technologies.com, inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 10 -     SHAREHOLDER LOANS

During 1998 and for the six months ended June 30, 1999, the Company's principal shareholder loaned the Company approximately $665,000 and $93,000, respectively. The shareholder loans are payable on demand and bear interest at 10% per annum. Interest expense accrued on such debt for the six months ended June 30, 1998 and 1999 amounted to $-0- and $32,141, respectively.

NOTE 11 -    STOCKHOLDERS DEFICIENCY

Shareholder Capital Contributions

For the period from inception (December 29, 1994) through December 31, 1998, the Company's principal shareholder has contributed capital to the Company of approximately $4,894,000.

Stock Options

During April of 1999, the Board of Directors and stockholders of the Company approved the 1999 Stock Option Plan (the "Plan"), which provides for the granting of up to 450,000 shares of common stock, pursuant to which officers, employees, directors and consultants are eligible to receive incentive and/or nonqualified stock options. Options granted under the Plan are exercisable for a period of up to 10 years from the date of grant at an exercise price, which is not less than the f

NOTE 12-     COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

Operating Leases

At December 31, 1998, the Company has obligations under various long-term operating leases for office space and equipment. The leases provide for minimum monthly payments aggregating $2,176 and expire at various dates through 1999 .

Rent expenses for all operating leases for the six months ended June 30, 1998 and 1999 amounted to $36,163 and $11,831, respectively.


bright-technologies.com, inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 12-     COMMITMENTS, CONTINGENCIES AND OTHER MATTERS                (Continued)

Employment Agreements

The Company has accrued salary payable to the Company's principal shareholder in the amount of $150,000 per year for 1996, 1997 and 1998 and $75,000 for the six months ended June 30, 1999. As of December 31, 1998 and June 30, 1999, the accrued salary payable to the principal shareholder totalled $450,000 and $525,000, respectively. In April of 1999, the Company entered into an employment agreement with its principal shareholder, which commences upon the closing of an IPO and conti

In April of 1999, the Company entered into an employment agreement with an individual who will serve as the Company's Vice President, which commences upon the closing of an IPO and continues for 5 years thereafter. The employment agreement provides for, among other things, a base salary of $150,000 per year, of which $50,000 is deferred until the Company completes a secondary financing of at least $5,000,000.

License Agreement

In March of 1999, the Company entered into a license agreement with Motorola, Inc. ("Motorola"). The license agreement grants the Company a non-exclusive, non-assignable, non-transferable, royalty-free license to incorporate a Motorola Patent and Proprietary Information on the Company's wireless telephones, which include cellular transceivers sourced from Motorola. The licensed territories consist of the United States, Canada and Latin America. The term of the agreement is for on e

Loss on Facility Closing

During December 1998, the Company consolidated its manufacturing and warehousing operations, which resulted in the Company closing a facility in Atlanta, Georgia. Facility closing costs recorded during 1998 amounted to $81,928, inclusive of a provision of $26,000 for estimated future costs.


bright-technologies.com, inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 12-     COMMITMENTS, CONTINGENCIES AND OTHER MATTERS                (Continued)

Litigation

The Company was named as a defendant in an action filed by Tidel Engineering, Inc. in February 1998 in the 191st Judicial District Court of Dallas County, Texas. Tidel Engineering, Inc. has claimed that the Company and the other named defendants are liable for debt of First Express Financial Group, Inc. ("First Express') incurred by First Express in its purchase of automated teller machines and related products and services from Tidel Engineering, Inc. The other named defendants i

Proposed International Operations

The Company's strategic business plan includes marketing its wireless telephone products initially to developing countries, in Latin America, Eastern Europe and the Pacific Rim, which lack the wireline infrastructure to provide sufficient telephone service to their populations. These countries have experienced volatile and frequent unfavorable economic, political and social conditions.

In view of the foregoing, the Company's intended business, earnings, asset values and prospects may be materially and adversely affected by developments with respect to inflation, interest rates, currency fluctuations, government policies, price and wage controls, exchange control regulations, taxation, expropriation, social instability, and other political, economic or diplomatic developments in or affecting such developing countries. The Company has no control over such conditions and d

Concentration of Credit Risk

For the six months ended June 30, 1998 and 1999, approximately -0-% and 100%, respectively, of net sales were derived from one company controlled by the principal shareholder. At June 30, 1999, no receivables were due from the above customer.


bright-technologies.com, inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 13 -     RELATED PARTY TRANSACTIONS

For the six months ended June 30, 1998 and 1999, the Company sold approximately $-0- and $30,625, respectively, of pay telephone products to a company controlled by the Company's principal shareholder.

On May 1, 1999, the Company entered into a three-year lease for the office space for its executive headquarters in Liverpool, New York. The property is owned by the wife of the principal shareholder of the Company. The lease provides for monthly payments of $900 commencing May 1, 1999.

NOTE 14 - PROPOSED PUBLIC OFFERING

In April of 1999, the Company entered into an agreement with an underwriter ("the Underwriter"), whereby the Underwriter has agreed on, a best-effort basis, to sell shares of bright-technologies.com, inc.'s common stock in an IPO. Through June 30, 1999, costs related to this proposed offering aggregate $225,000, which have been deferred.

The Company agreed to issue to the Underwriter on the closing date of the IPO warrants to purchase 100,000 shares of bright-technologies.com, inc.'s common stock at a price per share of $7.25. The warrants shall be exercisable for a four-year period commencing one year after the effective date of the IPO.

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

Plan of Operation

     bright-technologies.com, inc. was organized in 1999 to become a holding company for Bright Technologies, Inc., which was organized and commenced operations in December 1994. References to us concerning matters prior to April 1999 refer to Bright Technologies, Inc., which is now our wholly-owned subsidiary. Both of these companies are sometimes referred to as "the Company" in the following discussion. We are a development-stage telecommunications company formed to develop

     Our management believes that our wireless telephone products are presently ready for commercialization and marketing. To that end, we have decided to devote our business activities and resources principally to the marketing and sale of our wireless telephone products. We have initiated a marketing and sales program for our wireless products and have held discussions with a number of potential users of our products, with a view towards execution of licensing and/or joint vent

     On May 10, 1999, we signed a letter of intent regarding the formation of a joint venture to deploy and operate 10,000 of our wireless pay telephones in the Philippines over a five-year period. On May 12, 1999, we signed a letter of intent regarding the formation of a joint venture to deploy and operate 4,000 of our wireless pay telephones in Slovakia over a five-year period. On May 13, 1999, we signed a letter of intent regarding the formation of a joint venture to deploy an


     We have not been profitable since inception and expect to incur substantial operating losses over the next twelve months. For the period from inception (December 29, 1994) to June 30, 1999, we incurred a cumulative net loss of approximately $7,669,000 and expect that we will generate losses in the future.

     During the three months ending June 30, 1999 our management was engaged in preparations for an initial public offering (the "Initial Public Offering") of a minimum of 1,000,000 shares of our Common Stock (the "Minimum Offering") up to a maximum of 1,800,000 shares at an offering price of $5.25 per share.

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

Comparison of Six Months Ended June 30, 1999 to Six Months Ended
   June 30, 1998

     Net Revenues.
     Our net revenues for the six months ended June 30, 1999 and 1998 were $31,000 and $0.00, respectively. The net revenues were the result of sales of our wireline telephone products. During 1999, $31,000 of such net revenues were derived from a company controlled by our principal stockholder

     Cost of Product Sales.

     Cost of product sales consists primarily of the cost of materials, purchased component parts, labor and an inventory valuation allowance. Cost of product sales increased from $0.00 for the six months ended June 30, 1998 to $16,000 for the six months ended June 30, 1999. This increase in cost of product sales was principally the result of an increase in product sales for the six months ended June 30, 1999.


     Research and Development Expenses.
     Research and development expenses consist primarily of expenditures related to technology and software development expenses, reduced by software development costs capitalized during the year. Research and development expenses decreased to $68,000 for the six months ended June 30, 1999 from $144,000 for the six months ended June 30, 1998. This decrease was principally attributable to the capitalization of software development costs totaling $78,000 during the six months ende

     General and Administrative Expenses.
     General and administrative expenses consist primarily of salaries, taxes and benefits and related costs for general corporate functions, including accounting, facilities, legal, depreciation, amortization and an accrual for executive compensation. General and administrative expenses decreased to $159,000 for the six months ended June 30, 1999 from $392,000 for the six months ended June 30, 1998. This decrease was primarily attributable to the closing of a facility in Georgia du

     Interest Expense.
     Interest expense increased from $72,000 for the six months ended June 30, 1998 to $113,000 for the six months ended June 30, 1999 as a result of increased debt due to our principal stockholder and the conversion of a vendor's trade debt to a promissory note of $64,000.

     Net Loss.
     For the six months ended June 30, 1999, our net loss was $325,000, or $(0.05) per share of common stock, as compared to $608,000, or $(0.10) per share of common stock, for the six months ended June 30, 1998. The decrease in our net loss over these periods was attributable principally to decreased operating expenses.

Comparison of Three Months Ended June 30, 1999 to Three Months Ended
  June 30, 1998

     Net Revenues.
     Our net revenues for the three months ended June 30, 1999 and 1998 were $0.00 and $0.00 respectively.


     Cost of Product Sales.
     Cost of product sales for the three months ended June 30, 1999 and 1998 were $0.00 and $0.00, respectively.

     Research and Development Expenses.
     Research and development expenses decreased to $34,000 for the three months ended June 30, 1999 from $63,000 for the three months ended June 30, 1998. This decrease was attributable to the completion in mid-1998 of the research and development on certain hardware for our existing products and the postponement of further costs until the completion of our offering.

     General and Administrative Expenses.
     General and administrative expenses decreased to $80,000 for the three months ended June 30, 1999 from $212,000 for the three months ended June 30, 1998. This decrease was primarily attributable to the closing of a facility in Georgia during 1998. We expect that we will incur additional general and administrative expenses as we continue to hire personnel and incur expenses related to the growth of our business and our operation as a public company.

     Interest Expense.
     Interest expense increased from $40,000 for the three months ended June 30, 1998 to $56,000 for the three months ended June 30, 1999 primarily due to increased debt due to our principal stockholder.

     Net Loss.
     For the three months ended June 30, 1999, our net loss was $170,000, or $(0.03) per share of common stock, as compared to $316,000, or $(0.05) per share of common stock, for the three months ended June 30, 1998. The decrease in our net loss over these periods was attributable principally to decreased operating expenses.

Liquidity and Capital Resources

     Since inception, we have financed our operations primarily through capital contributions of $4,894,000 and loans from our principal stockholder of $758,000 through June 30, 1999.


     At December 31, 1998, we had a stockholders' deficiency of $2,450,000, a working capital deficiency of $2,786,000 and an accumulated deficit since inception of $7,344,000. At June 30 1999, we had a stockholders' deficiency of $2,775,000, a working capital deficiency of $3,271,000 and an accumulated deficit since inception of $7,669,000. The report of our independent certified public accountants contains an explanatory paragraph that expresses substantial doubt as to our abil

     Net cash used in operating activities decreased to $69,000 for the six months ended June 30, 1999 from $362,000 for the six months ended June 30, 1998. Net cash used in operating activities during the above periods was principally attributable to operating losses in each of the periods reduced by non-cash expenses, reduction in inventories and increases in accrued liabilities.

     Cash flows used in investing activities decreased to $25,000 for the six months ended June 30, 1999 from $78,000 for the six months ended June 30, 1998. Cash flows used in investing activities during the above periods consisted of expenditures for software development costs and patent costs.

     Net cash provided by financing activities decreased to $94,000 for the six months ended June 30, 1999 from $441,000 for the six months ended June 30, 1998. Net cash provided by financing activities during the above periods was principally attributable to loans and/or capital contributions from Joseph C. Passalaqua, our Chief Executive Officer, Chairman of the Board and principal stockholder.


     Our capital requirements depend on numerous factors, including market acceptance of our products, the amount of resources we devote to investments in our products, the resources we devote to marketing and selling our products and other factors. It is the intention of management to evaluate possible investments in joint ventures, new products and technologies, and to expand our sales and marketing programs. We currently anticipate that the net proceeds of the Minimum Offering

     We are in default under a promissory note totaling approximately $1,474,000, inclusive of unpaid interest, at June 30, 1999. The note was issued in connection with the acquisition of certain assets from Tee-Comm Teleservices, Inc. in February of 1995, and is secured by substantially all of our assets, including all of our current intellectual property. We intend to use approximately $1,474,000 of the net proceeds of our offering to repay such note and related unpaid interest

     If the net proceeds of our offering, together with our internally generated cash flow, are not sufficient to satisfy our financing needs, we will be required to seek additional funding through bank borrowings, additional public or private sales of our securities, including equity securities, or through other arrangements. We currently have no credit facility or other committed sources of capital; however, we intend to seek a credit facility after the completi

Recently Issued Accounting Standards

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

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995

     Forward-looking statements in this report, including without limitation, statements relating to the adequacy of our resources are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that


such forward-looking statements involve risks and uncertainties, including without limitation, potential quarterly fluctuation in sales, if any, risks associated with acquisitions and expansion, and other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission.

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

     State of Readiness. Our Year 2000 preparation is expected to be completed by November 30, 1999. Our readiness program consists of two phases, Assessment and Remediation. In the Assessment phase, which is approximately 50% complete and which we expect will be completed by October 31, 1999, we are examining both our information technology ("IT") systems (such as our operating and financial systems) and our non-IT systems (such as telephone and building mechanical system nditioning). The Assessment phase consists of identifying our material hardware and software, reviewing our wireless, wireline and software products, assessing the Year 2000 readiness of third parties with which we do business, and identifying and assessing repair or replacement requirements. The Remediation phase, which we expect will be completed by November 30, 1999, will consist of the repair or replacement of any identified systems that are not Year 2000 compliant, or the development of appropriate alt he Remediation phase also will consist of the development of alternatives to suppliers or other third parties where management determines that such parties' failure to be Year 2000 compliant could have a material adverse effect on our business. The Remediation phase will begin as soon as possible following the identification of any systems, suppliers or other third parties for which remedial action is warranted.

     We have determined during our initial assessment that our existing wireless local loop and wireline products are Year 2000 compliant. We are developing management software for our products that will be Year 2000 compliant. We do not have extensive internal hardware and software systems and our existing systems are relatively young. We will obtain representations from our suppliers that any new hardware and software systems we purchase from such suppliers are Year 2000 ready

     We use Motorola transceivers in our wireless telephones. If our material suppliers, such as Motorola, were to experience problems from Year 2000 issues, we could experience difficulties in obtaining transceivers, or could be required to devote considerable time and resources to redesign our products to support transceivers of other manufacturers. We are significantly dependent on our licensing agreement with Motorola. We are presently assessing the Year 2000 readiness of our

     With respect to our customers, we currently have no material systems that interface directly with customers and do not currently have any information concerning the Year 2000 compliance status of our customers. Our customers beyond December 31, 1999 will likely be new customers due to the developmental stage of our business. In addition, because we intend to operate in many different countries, some of which may not be addressing the Year 2000 issue as aggressively as the Un

     The Year 2000 readiness of the general infrastructure necessary to support our business is difficult to assess. For instance, we depend on the Year 2000 compliance of the computer systems and financial services used by consumers and businesses, and on global telecommunications systems. The infrastructure necessary to support our operations consists of computers and telecommunications systems located throughout the world and operated by numerous unrelated entities and individ

     Costs to Address Year 2000 Issues. Our Year 2000 assessment and remediation costs will be funded from available working capital and will not be accounted for separately. We have not incurred material costs to date relating to Year 2000 issues and do not believe that we will incur material costs for these purposes in the foreseeable future.

     Contingency Plan: Risks Associated with Year 2000 Issues. We have not yet developed a contingency plan to address situations that may result if we or our suppliers are unable to achieve Year 2000 readiness because we currently do not believe such a plan is necessary. The cost of developing and implementing such a plan, if management determines to do so, could be material. Any failure of our material systems or those of our suppliers or other third parties with which w

     We are not currently aware of any Year 2000 problems relating to our operating, financial and administrative systems that would have a material adverse effect on our business, results of operations or financial condition. However, we may discover Year 2000 problems in the future or Year 2000 problems may go undetected. Our failure to successfully address these problems on a timely basis could result in lost revenues, increased operating costs and other business interruptions

     In addition, there can be no assurance that governmental agencies, utility companies, third-party service providers and others outside of our control will be Year 2000 compliant. The failure by such entities to be Year 2000 compliant could result in a systematic failure beyond our control such as a transportation systems, telecommunications or electrical failure, which could also cause disruptions or prevent us from marketing, manufacturing or distributing our products and c

     Worst-case scenarios for our business resulting from Year 2000 issues could involve several areas of risk. If our internal systems were to fail, we would be required to repair or replace those systems. We do not anticipate that the costs associated with repairing or replacing those systems would cause a long-term adverse effect on our results of operations or financial condition, although the short-term effect could be material. If our material suppliers, such as Motorola, w

PART II

Items 1. 5-.

             No "other" information required.

Item 6.       Exhibits and Reports on Form 8-K.

(a)     Exhibits

                      27.1     Financial Data Schedule (filed herewith)

(b) Reports on Form 8-K.

No Reports on Form 8-K were filed by the Company during the quarter ended June 30, 1999

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

     November 22, 1999                                /s/ LILLY BETER
Date                                                        Lilly Beter
                                                               Chief Financial Officer and Treasurer
                                                               (Principal Financial and Accounting Officer) and Director