Form 10QSB/A
period 1999-09-30
BRIGHT TECHNOLOGIES COM INC
filed 1999-12-01
CIK 1085713

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB/A

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
  6,000,000 shares issued and outstanding

Additional paid-in capital

Deficit accumulated during development stage

Total Stockholders' Deficiency

Total Liabilities and Stockholders' Deficiency

$ 5,111 203,324 826,103 1,166,837 664,987 18,389 2,884,751 25,297 2,910,048 - 6,000 4,887,965 (7,343,604) (2,449,639) $ 460,409 =========	$ 425 190,930 1,344,213 1,166,837 811,105 25,998 3,539,508 10,273 3,549,781 - 6,000 4,887,965 (7,849,792) (2,955,827) $ 593,954 =========

See notes to consolidated financial statements.

F 1


bright-technologies.com, inc.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

For the Three Months Ended September 30, 1998 1999		For the Nine Months Ended September 30, 1998 1999		For the Period from Inception (December 29, 1994) Through September 30, 1999

Product Sales

Costs and Expenses:

Costs of product sales

Research and development

General and administrative

Provision for facility closing

Loss on acquired technology and assets

Interest expense

Total Costs and Expenses

Net Loss

Basic and Diluted Loss Per Share
(Note 2)

Weighted Average Common Shares Used in Basic and Diluted Loss Per Share (Note 2)

$ 79,736 99,927 60,000 76,187 81,928 - 46,483 364,525 $ (284,789) ========= $ (0.05) ========= 6,000,000 =========	$ - - 34,259 82,914 - - 63,673 180,846 $ (180,846) ========= $ (0.03) ======== 6,000,000 ========	$ 79,736 99,927 204,145 468,301 81,928 - 118,402 972,703 $ (892,967) ========= $ (.15) ======== 6,000,000 ========	$ 30,625 15,625 102,611 242,404 - - 176,173 536,813 $ (506,188) ========= $ (.08) ======== 6,000,000 ========	$ 1,023,323 1,192,958 2,669,861 3,421,065 81,928 862,368 638,983 8,873,115 $ (7,849,792) ============

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

23,149

51,319

-

-

-

-

-

15,625

1,167

-

(12,394)

     318,110

  (109,212)

-

-

(24,805)

                -

    (24,805)

-

(4,686)

-

(7,415)

146,118

                -

    134,017

-

                 -

$              -
========

$       6,703
========

$              -
=======
$              -
========
$              -
=======
$  200,000
=======

$       (7,849,792)

255,298

120,825

81,928

862,368

60,000

130,000

-

192,227

(16,861)

(3,240)

254,867

        1,118,213

     (4,794,167)

(154,424)

(168,175)

(88,925)

         (250,000)

        (661,524)

(50,000)

425

(163,500)

(36,304)

811,105

        4,893,965

        5,455,691

-

                       -

$                     -
===========

$         220,590
==========

$           72,574
==========
$           63,937
==========
$      1,266,400
==========
$         200,000
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

On April 22, 1999, the shareholders of Bright Technologies, Inc. exchanged all of their common shares of Bright Technologies, Inc. for 6,000,000 shares of bright-technologies.com, inc.'s common stock. As a result of this reorganization, Bright Technologies, Inc. became a wholly-owned subsidiary of bright-technologies.com, inc. All common shares, stock options, warrants and related per-share data reflected in the accompanying financial statement and notes thereto have been adjusted to give

The Company has not yet generated any significant revenue from any of its products and has not yet achieved profitable operations or positive cash flow from operations. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis. In addition, development activities and the commercialization of the telephone products will require significant additional financing. The Company's deficit accumulated during the development stage aggregated $7,34

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, as shown in the accompanying financial statements, the Company has incurred losses from operations from inception. As of December 31, 1998, the Company has a stockholders' deficiency of $2,450,000, a working capital deficiency of $2,786,000 and an accumulated deficit since inception of $7,344,000. T


bright-technologies.com, inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 -     BUSINESS AND CONTINUED OPERATIONS (Continued)

Since inception, the Company has financed its operations from proceeds of capital contributions totalling approximately $4,894,000 from its principal shareholder and from loans from its principal shareholder totalling approximately $811,000 through September 30, 1999. The Company is exploring additional sources of working capital, including private borrowings, an Initial Public Offering ("IPO") of its securities, joint ventures and licensing of technologies. The Company's ability to c

These financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary as a result of the above uncertainty.

NOTE 2 -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Information

The information presented as of September 30, 1999 and for the nine-month and three-month periods ended September 30, 1998 and 1999 and for the period from inception (December 29, 1994) through September 30, 1999 has not been audited. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the informa

Use of Estimates

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

NOTE 4 -     INVENTORIES

Inventories, net of writedowns, consist of the following components:

	At December 31, 1998	At September 30, 1999
Raw materials Work-in process	$ 53,578 27,627 $ 81,205 ===========	$ 45,829 19,751 $ 65,580 ==========

Inventories at December 31, 1998 and September 30, 1999 are net of a valuation allowance of $583,000.


bright-technologies.com, inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5 -     PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consists of the following:

	At December 31, 1998	At September 30, 1999
Machinery and equipment Furniture and fixtures Less: Accumulated depreciation	$ 161,267 72,505 233,772 140,466 $ 93,306 ============	$ 161,267 72,505 233,772 163,615 $ 70,157 ===========

Depreciation expense for the nine months ended September 30, 1998 and 1999 amounted to $43,227 and $23,149, respectively.

NOTE 6 -     CAPITALIZED SOFTWARE DEVELOPMENT COSTS, NET

Activity for the nine months ended September 30, 1999 consists of the following:

Balance - Beginning of year Capitalized costs for period Amortization charged for period Balance - End of period	$ 133,654 - (42,044) $ 91,610 ========


bright-technologies.com,inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7 -     ACCRUED EXPENSES

Accrued expenses consist of the following:

	At December 31, 1998	At September 30, 1999
Officer's salary Interest Professional fees Offering costs Others	$ 450,000 248,923 100,000 - 27,180 $ 826,103 ===========	$ 562,500 417,893 137,500 200,000 26,320 $ 1,344,213 ===========

NOTE 8 -     NOTES PAYABLE

Notes payable consist of the following:

At December 31, 1998	At September 30, 1999
Secured promissory note issued in connection   with Tee-Comm acquisition
Vendor promissory note
$ 1,102,900 63,937 $ 1,166,837 ===========	$ 1,102,900 63,937 $ 1,166,837 ===========

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

On January 14, 1999, the Company and the principal shareholder entered into an agreement with the Tee-Comm Bankruptcy Receiver, the representative of the secured party (the "Receiver"), which restructured the debt under the following terms:

a)     The Company granted the Receiver: (i) a first priority security interest in the technology developed by the Company on or before January 27, 1999; and (ii) stock options to acquire 5% on a fully diluted basis the equity of the Company at a price at least as favorable to any party, including insiders, underwriters, agents or advisors. The stock options are exercisable commencing with the completion of the IPO and terminate 3 years thereafter. The stock opti o

b)     The principal shareholder of the Company is required to deliver to the Receiver: (i) a recordable mortgage of $300,000 on commercial property owned by the principal stockholder; (ii) 50% of the shares of American Telecommunications, Inc., a company controlled by the shareholder; and (iii) a $300,000 payment sixty days from the date of the agreement.

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
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 12-     COMMITMENTS, CONTINGENCIES AND OTHER MATTERS                (Continued)

Employment Agreements

The Company has accrued salary payable to the Company's principal shareholder in the amount of $150,000 per year for 1996, 1997 and 1998 and $112,500 for the nine months ended September 30, 1999. As of December 31, 1998 and September 30, 1999, the accrued salary payable to the principal shareholder totalled $450,000 and $562,500, respectively. In April of 1999, the Company entered into an employment agreement with its principal shareholder, which commences upon the closing of an I

In April of 1999, the Company entered into an employment agreement with an individual who will serve as the Company's Vice President, which commences upon the closing of an IPO and continues for 5 years thereafter. The employment agreement provides for, among other things, a base salary of $150,000 per year, of which $50,000 is deferred until the Company completes a secondary financing of at least $5,000,000.

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

In view of the foregoing, the Company's intended business, earnings, asset values and prospects may be materially and adversely affected by developments with respect to inflation, interest rates, currency fluctuations, government policies, price and wage controls, exchange control regulations, taxation, expropriation, social instability, and other political, economic or diplomatic developments in or affecting such developing countries. The Company has no control over such conditions and d rovide no assurance that such conditions and developments will not adversely affect the Company's operations.

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

Plan of Operation

     bright-technologies.com, inc. was organized in 1999 to become a holding company for Bright Technologies, Inc., which was organized and commenced operations in December 1994. References to us concerning matters prior to April 1999 refer to Bright Technologies, Inc., which is now our wholly-owned subsidiary. Both of these companies are sometimes referred to as "the Company" in the following discussion. We are a development-stage telecommunications company f

     Our management believes that our wireless telephone products are presently ready for commercialization and marketing. To that end, we have decided to devote our business activities and resources principally to the marketing and sale of our wireless telephone products. We have initiated a marketing and sales program for our wireless products and have held discussions with a number of potential users of our products, with a view towards execution of licensing a

     On May 10, 1999, we signed a letter of intent regarding the formation of a joint venture to deploy and operate 10,000 of our wireless pay telephones in the Philippines over a five-year period. On May 12, 1999, we signed a letter of intent regarding the formation of a joint venture to deploy and operate 4,000 of our wireless pay telephones in Slovakia over a five-year period. On May 13, 1999, we signed a letter of intent regarding the formation of a joint vent


     We have not been profitable since inception and expect to incur substantial operating losses over the next twelve months. For the period from inception (December 29, 1994) to September 30, 1999, we incurred a cumulative net loss of approximately $7,850,000 and expect that we will generate losses in the future.

     During the three months ending September 30, 1999 our management was engaged in preparations for an initial public offering (the "Initial Public Offering") of a minimum of 1,000,000 shares of our Common Stock (the "Minimum Offering") up to a maximum of 1,800,000 shares at an offering price of $5.25 per share. The Initial Public Offering became effective as of August 13, 1999, and as of September 30, 1999 the Minimum Offering has not been reached.

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


     Research and Development Expenses. Research and development expenses consist primarily of expenditures related to technology and software development expenses, reduced by software development costs capitalized during the year. Research and development expenses decreased to $103,000 for the nine months ended September 30, 1999 from $204,000 for the nine months ended September 30, 1998. This decrease was principally attributable to the capitalization of software develop during the nine months ended September 30, 1998.

     General and Administrative Expenses. General and administrative expenses consist primarily of salaries, taxes and benefits and related costs for general corporate functions, including accounting, facilities, legal, depreciation, amortization and an accrual for executive compensation. General and administrative expenses decreased from $468,000 for the nine months ended September 30, 1998 to $242,000 for the nine months ended September 30, 1999. This decrease was primar

     Interest Expense. Interest expense increased from $118,000 for the nine months ended September 30, 1998 to $176,000 for the nine months ended September 30, 1999 as a result of increased debt due to our principal stockholder and the conversion of a vendor's trade debt to a promissory note of $64,000.

     Net Loss. For the nine months ended September 30, 1999, our net loss was $506,000, or $(0.08) per share of common stock, as compared to $893,000, or $(0.15) per share of common stock, for the nine months ended September 30, 1998. The decrease in our net loss over these periods was attributable principally to decreased operating expenses.

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


     At December 31, 1998, we had a stockholders' deficiency of $2,450,000, a working capital deficiency of $2,786,000 and an accumulated deficit since inception of $7,344,000. At September 30 1999, we had a stockholders' deficiency of $2,956,000, a working capital deficiency of $3,457,000 and an accumulated deficit since inception of $7,850,000. The report of our independent certified public accountants contains an explanatory paragraph that expresses substantial doubt as to our s a going concern absent additional financing.

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


     Our capital requirements depend on numerous factors, including market acceptance of our products, the amount of resources we devote to investments in our products, the resources we devote to marketing and selling our products and other factors. It is the intention of management to evaluate possible investments in joint ventures, new products and technologies, and to expand our sales and marketing programs. We currently anticipate that the net proceeds of the Minimum Offering

     We are in default under a promissory note totaling approximately $1,458,000, inclusive of unpaid interest, at September 30, 1999. The note was issued in connection with the acquisition of certain assets from Tee-Comm Teleservices, Inc. in February of 1995, and is secured by substantially all of our assets, including all of our current intellectual property. We intend to use approximately $1,458,000 of the net proceeds of our offering to repay such note and related unpaid int

     If the net proceeds of our offering, together with our internally generated cash flow, are not sufficient to satisfy our financing needs, we will be required to seek additional funding through bank borrowings, additional public or private sales of our securities, including equity securities, or through other arrangements. We currently have no credit facility or other committed sources of capital; however, we intend to seek a credit facility after the completi

Recently Issued Accounting Standards

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

     State of Readiness.
     Our Year 2000 preparation is expected to be completed by November 30, 1999. Our readiness program consists of two phases, Assessment and Remediation. In the Assessment phase, which is complete we examined both our information technology ("IT") systems (such as our operating and financial systems) and our non-IT systems (such as telephone and building mechanical systems such as heating and air conditioning). The Assessment phase consisted of identifying our material hardware and

     We have determined during our initial assessment that our existing wireless local loop and wireline products are Year 2000 compliant. We are developing management software for our products that will be Year 2000 compliant. We do not have extensive internal hardware and software systems and our existing systems are relatively young. We will obtain representations from our suppliers that any new hardware and software systems we purchase from such suppliers are Year 2000 ready

     We use Motorola transceivers in our wireless telephones. If our material suppliers, such as Motorola, were to experience problems from Year 2000 issues, we could experience difficulties in obtaining transceivers, or could be required to devote considerable time and resources to redesign our products to support transceivers of other manufacturers. We are significantly dependent on our licensing agreement with Motorola. We are presently assessing the Year 2000 readiness of our

     With respect to our customers, we currently have no material systems that interface directly with customers and do not currently have any information concerning the Year 2000 compliance status of our customers. Our customers beyond December 31, 1999 will likely be new customers due to the developmental stage of our business. In addition, because we intend to operate in many different countries, some of which may not be addressing the Year 2000 issue as aggressively as the Un be no assurances that future customers will be Year 2000 compliant.

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

     Contingency Plan: Risks Associated with Year 2000 Issues.
      We have not yet developed a contingency plan to address situations that may result if we or our suppliers are unable to achieve Year 2000 readiness because we currently do not believe such a plan is necessary. The cost of developing and implementing such a plan, if management determines to do so, could be material. Any failure of our material systems or those of our suppliers or other third parties with which we do business to be Year 2000 compliant could have material adv

     We are not currently aware of any Year 2000 problems relating to our operating, financial and administrative systems that would have a material adverse effect on our business, results of operations or financial condition. However, we may discover Year 2000 problems in the future or Year 2000 problems may go undetected. Our failure to successfully address these problems on a timely basis could result in lost revenues, increased operating costs and other business interruptions

     In addition, there can be no assurance that governmental agencies, utility companies, third-party service providers and others outside of our control will be Year 2000 compliant. The failure by such entities to be Year 2000 compliant could result in a systematic failure beyond our control such as a transportation systems, telecommunications or electrical failure, which could also cause disruptions or prevent us from marketing, manufacturing or distributing our products and c

     Worst-case scenarios for our business resulting from Year 2000 issues could involve several areas of risk. If our internal systems were to fail, we would be required to repair or replace those systems. We do not anticipate that the costs associated with repairing or replacing those systems would cause a long-term adverse effect on our results of operations or financial condition, although the short-term effect could be material. If our material suppliers, such as Motorola, w

PART II

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

                                                             bright-technologies.com, inc.

     November 29, 1999                                /s/ JOSEPH C. PASSALAQUA
Date                                                       Joseph C. Passalaqua
                                                              Chief Executive Officer, Chairman of the Board                  &nb

     November 29, 1999                                     /s/ LILLY BETER
Date                                                      Lilly Beter
                                                             Chief Financial Officer and Treasurer
                                                             (Principal Financial and Accounting Officer)
                                                             and Director